Form 10-K
period 2003-12-31
CAPITAL ONE PRIME AUTO RECEIVABLES TRUST 2003-1
filed 2004-03-30
CIK 1222928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

[333-89452-03]

(Commission File Number)

CAPITAL ONE PRIME AUTO RECEIVABLES
TRUST 2003-1,

Issuer

CAPITAL ONE AUTO RECEIVABLES, LLC,

Registrant and Seller

(Exact name of registrant as specified in its charter)

Delaware

(State or Other Jurisdiction of Incorporation of the Issuer)

31-1750007

(Registrant’s I.R.S. Employer Identification No.)

1680 Capital One Drive
McLean, Virginia 22102

(703) 720-1000

(Address and Telephone Number of Principal Executive Offices)

None

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:                        None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:                        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes*	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Registrant does not have any voting stock.

Documents Incorporated by Reference.  None.

*      On January 15, 1998, Bay View Securitization Corporation, as originator of the Bay View Auto Trusts, was issued a no-action letter (“No-Action Letter”) by the Securities and Exchange Commission with respect to certain of the registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Act.  This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

PART I

Item 1.                                                             Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to Capital One Prime Auto Receivables Trust 2003-1 (the “Trust”), a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of February 3, 2003 (the “Trust Agreement”), between Capital One Auto Receivables, LLC, the registrant (referred to herein as the “Company”) and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). The Trust issued $1,000,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B] (the “Notes”) pursuant to an Indenture, dated as of March 27, 2003 (the “Indenture”), between the Trust and JPMorgan Chase Bank, as indenture trustee (the “Indenture Trustee”) and operating pursuant to an Amended and Restated Trust Agreement, dated as of March 27, 2003 (the “Amended and Restated Trust Agreement”) between the Company and the Owner Trustee.

Item 2.                                                             Properties

See Item 15.

Item 3.                                                             Legal Proceedings

None.

Item 4.                                                             Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                                                             Market for Registrant’s Common Equity and Related Stockholder Matters

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a)                                  At December 31, 2003 there were fewer than 300 holders of record of each class of Notes.

(b)                                 Not applicable.

Item 6.                                                             Selected Financial Data

Not applicable.

Item 7.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable.

Item 7A.                                                   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                                                             Financial Statements and Supplementary Data

Not applicable.

Item 9.                                                             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                   Controls and Procedures

Not Applicable.

PART III

Item 10.                                                       Directors and Executive Officers of the Registrant

Not applicable.

Item 11.                                                       Executive Compensation

Not applicable.

Item 12.                                                       Security Ownership of Certain Beneficial Owners and Management

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Certificates	Capital One Auto Receivables, LLC	Directly owns 100% of the Certificates of the Trust	100%

Item 13.                                                       Certain Relationships and Related Transactions

(a)                                  (1)                                  Not Applicable.

(2)                                  Not applicable.

(3)                                  None.

(4)                                  None.

Item 14.                                                       Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.                                                       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  (1)                                  None

(2)                                  None

(3)                                  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                                 Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by the registrant during the year ending December 31, 2003:

Date of Report	Items Reported

March 27, 2003*	Items 5, 7
April 12, 2003*	Items 5, 7
May 12, 2003*	Items 5, 7
June 11, 2003*	Items 5, 7
July 10, 2003*	Items 5, 7
August 12, 2003*	Items 5, 7
September 10, 2003*	Items 5, 7
October 10, 2003*	Items 5, 7
November 12, 2003*	Items 5, 7
December 10, 2003*	Items 5, 7
January 12, 2004*	Items 5, 7

*                                         Incorporated by Reference.

(c)                                  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(d)                                 Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2004

CAPITAL ONE PRIME AUTO RECEIVABLES TRUST 2003-1
(Co-Registrant)

By: Capital One Auto Finance, Inc., as Administrator of the Trust

		By:	/s/ Stephen Linehan
Stephen Linehan
Assistant Vice President

EXHIBIT INDEX

Exhibit 3.1: Limited Liability Company Agreement of the Company (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-54736)).*

Exhibit 3.2: Amended and Restated Limited Liability Company Agreement of the Company dated as of July 26, 2001 (Filed as part of the Company’s Current Report on Form 8-K dated August 6, 2001).*

Exhibit 4.1: Amended and Restated Trust Agreement dated March 27, 2003 between the Company and the Owner Trustee (Filed as part of the Company’s Current Report on Form 8-K dated April 12, 2003).*

Exhibit 4.2: Indenture dated March 27, 2003 between the Trust and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K dated April 2, 2003).*

Exhibit 10.1: Sale Agreement dated March 27, 2003 between People First Finance LLC and Capital One Auto Finance, Inc. (Filed as part of the Company’s Current Report on Form 8-K dated April 2, 2003).*

Exhibit 10.2: Purchase Agreement dated March 27, 2003 between Capital One Auto Finance, Inc. and the Company (Filed as part of the Company’s Current Report on Form 8-K dated April 2, 2003).*

Exhibit 10.3: Sale and Servicing Agreement dated March 27, 2003 between Capital One Auto Finance, Inc., the Company, the Trust and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K dated April 2, 2003).*

Exhibit 10.4: Administration Agreement dated March 27, 2003 among the Trust, Capital One Auto Finance, Inc. and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K dated April 2, 2003).*

Exhibit 31:  Certification of Officer of Registrant and Seller.

Exhibit 99.1: Aggregate Trust Data.

Exhibit 99.2:  Certification of Officer of Servicer.

Exhibit 99.3:  Annual Report of Independent Public Accountants.

*Incorporated by reference.